Form 10-Q
period 1999-06-30
STEMCELL GLOBAL RESEARCH INC
filed 1999-10-04
CIK 1084155

Stemcell Global Research, Inc.

(A Development Stage Company)

Stemcell Global Research, Inc.

(A Development Stage Company)

Part I - Financial Information

Item 1. Unaudited Financial Statements

Balance Sheet

As At June 30, 1999 and April 6, 1999
	June 30 1999	April 6 1999
ASSETS
CURRENT ASSETS
Cash	10,792.19	95,186.00
Other Current Assets - Note Receivable	5,000.00	5,000.00
Total Current Assets	15,792.19	100,186.00
OTHER ASSETS
Organization Costs net of Amortization	270.25	285.00
Total Other Assets	270.25	285.00
TOTAL ASSETS	16,062.44	100,471.00
LIABILITIES & EQUITY
CURRENT LIABILITIES
Due to Shareholder	295.00	295.00
Total Current Liabilities	295.00	295.00
EQUITY
Capital Stock	1,368.00	1,368.00
Additional Paid in Capital	144,395.00	144,395.00
Retained Earnings or (Deficit)	(129,995.56)	(45,587.00)
Total Stockholders' Equity	15,767.44	100,176.00
TOTAL LIABILITIES & OWNER'S EQUITY	16,062.44	100,471.00

Unaudited Financial Statements

See accompanying notes

Stemcell Global Research, Inc.

(A Development Stage Company)

Statement Of Operations

For the Three Months ending June 30, 1999 and the period from January 20, 1999 (Date of Inception) to April 6, 1999
	Three Months ending June 30, 1999	January 20, 1999 to April 6, 1999
REVENUE
Services	0.00	0.00
COSTS AND EXPENSES
Selling, General and Administrative	84,393.81	45,577.50
Amortization of Organization Costs	14.75	10.00
Total Costs and Expenses	84,408.56	45,587.00
Net Ordinary Income or (Loss)	(84,408.56)	(45,587.50)
Weighted average number of common shares outstanding	1,924,350	1,924,350
Net Loss Per Share	(0.04)	(0.02)

Unaudited Financial Statements

See accompanying notes

Stemcell Global Research, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For The Three Months Ending June 30, 1999 And The Period From January 20, 1999 (Date Of Inception) To April 6, 1999
	Three Months ending June 30, 1999	January 20, 1999 to April 6, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	0.00	0.00
Net Cash provided by Operating Activities	0.00	0.00
Cash paid to suppliers and employees	84,393.81	15.00
Cash disbursed for Operating Activities	84,393.81	15.00
Net Cash flow provided by Operating Activities	(84,393.81)	(15.00)
CASH FLOWS FROM INVESTING ACTIVITIES	0.00	0.00
Net Cash flow used by investing activities	0.00	0.00
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock	0.00	95,201.00
Cash disbursed for organization costs	0.00	0.00
Net cash provided by financing activities	0.00	95,201.00
Net increase (decrease) in cash	(84,393.81)	95,186.00
Cash and cash equivalents, beginning of period	95,186.00	0.00
Cash and cash equivalents, end of period	10,792.19	95,186.00

Unaudited Financial Statements

See accompanying notes

Stemcell Global Research, Inc.

(A Development Stage Company)

Notes to unaudited financial statements

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Stemcell Global Research, Inc. (the "Company") was organized on January 20, 1999 (Date of Inception) under the laws of the State of Nevada. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

On January 21, 1999, the company issued 1,651,125 Shares of its $0.001 par value common stock for cash of $1,651.13 and cancellation of a $7,500.00 loan from a founding shareholder for corporate consulting costs.

On March 9, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended, and exemptions from state registration pursuant to various state securities transaction exemptions. The Company sold 273,225 Shares of common stock at a price of $0.50 per share for a total amount raised of $136,612.50. The Company received cash in the amount of $93,550.00, a note receivable in the amount of $5,000.00 and exchange for services rendered in the amount of $38,062.50.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

  The Company uses the accrual method of accounting.
  The cost of organization, $295.00, is being amortized over a period of 60 months (January 20, 1999 through January 19, 2003).
  Earnings per share are computed using the weighted average number of shares of common stock outstanding.
  The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
  The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation.
  The Company will review its need for a provision for federal income tax on a quarterly basis and as Statements of Operations are issued.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without the realization of either revenues or additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once and if it begins trading on the OTC-BB.

NOTE 4 - RELATED PARTY TRANSACTION

The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

Stemcell Global Research, Inc.

(A Development Stage Company)

Item 2. Management's Discussion and Analysis or Plan of Operation

A. Management's Plan of Operation

(1) In its initial approximately five-and-one-half-month operating period ended June 30, 1999, the Company incurred a net loss of $129,995.56 for selling, general and administrative expenses related to start-up operations. It has yet to receive any revenues from operations. In addition, the Company does not expect to generate any revenues over the next approximately nine (9) months.

On January 22, 1999, approximately twenty-three (23) founding shareholders purchased 1,651,125 shares of the Company's authorized common stock for cash. This original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490. Additionally, in March of 1999, the Company completed an offering of two hundred seventy three thousand two hundred and twenty-five (273,225) shares of the Common Stock of the Company to approximately twenty-eight (28) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, the Company has one million nine hundred twenty-four thousand three hundred and fifty (1,924,350) shares of its $0.001 par value common voting stock issued and outstanding, which are held by approximately fifty-one (51) shareholders of record. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the public offering delineated above will be sufficient to provide the Company's capital needs for the next approximately six (6) months to twelve (12) months. The Company currently has no arrangements or commitments for accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently provide cell therapy process technologies to the medical profession. The Company designates as its priorities for the first twelve months of operations as developing and emphasizing its existing cell therapy technologies to establish its business in the biotechnology market. Realization of sales of the Company's products, services and/or technology during the fiscal year ending December 31, 2000 is vital to its plan of operations. There are no guarantees that other cell therapy technologies or products similar to the Company's could not enter the market first; if they enter the market first, this would dramatically curtail any earnings potential for the Company. Additionally, a superior competitive technology or product could force the Company out of business.

(2) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

(3) Management believes that the Company's future growth and success will be largely dependent on its ability to develop or acquire products and technology to meet the evolving needs of its prospective customers. The Company believes that the long-term success of its product offerings and technology will require substantial research and development.

The Company has incurred research and development costs from January 20, 1999 (date of inception) through June 30, 1999. However, during the fiscal and calendar year ending December 31, 1999, the Company has incurred research and development expenses of approximately $10,000.00 with respect to its current and future products and technology, and may incur additional costs throughout the remainder of the year. The $10,000.00 in research and development costs was paid to EmCell and their Ukrainian doctors allowing us to review, examine and receive copies of their research. The costs of such activities are not expected to be borne by the Company's customers.

(4) The Company currently does not expect to purchase or sell any of its facilities or equipment.

(5) Management does not anticipate any significant changes in the number of employees over the next approximately twelve (12) months.

B. Segment Data

As of June 30, 1999, no sales revenue has been generated by the Company. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

Stemcell Global Research, Inc.

(A Development Stage Company)

Part II - Other Information

Item 6. Exhibits

See INDEX TO EXHIBITS.

Stemcell Global Research, Inc.

(A Development Stage Company)

Signatures

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: Friday, October 01, 1999 Stemcell Global Research, Inc.

(Registrant)

By: _____________________________

/s/Dr. Garrell Noah, Chairman of the Board, President and Chief Executive Officer

By: _____________________________

/s/David Leytze, Director, Vice President, CFO, Secretary/Treasurer

Stemcell Global Research, Inc.

(A Development Stage Company)

Index To Exhibits

Exhibit Number
Name and/or Identification of Exhibit

1.	Underwriting Agreement
Not applicable
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
Not applicable
3.	Articles of Incorporation & By-Laws

(a) Articles of Incorporation of the Company filed January 20, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b) By-Laws of the Company adopted January 21, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

4.	Instruments Defining the Rights of Security Holders
No instruments other than those included in Exhibit 3
5.	Opinion on Legality
Not applicable
6.	No Exhibit Required
Not applicable
7.	Opinion on Liquidation Preference
Not applicable
8.	Opinion on Tax Matters
Not applicable
9.	Voting Trust Agreement and Amendments
Not applicable
10.	Material Contracts
Not applicable
11.	Statement Re Computation of Per Share Earnings
Not applicable - Computation of per share earnings can be clearly determined from the Statement of Operations in the Company's financial statements.
12.	No Exhibit Required
Not applicable
13.	Annual or Quarterly Reports - Form 10-Q
Not applicable
14.	Material Foreign Patents
None. Not applicable
15.	Letter on Unaudited Interim Financial Information
Not applicable
16.	Letter on Change in Certifying Accountant
Not applicable
17.	Letter on Director Resignation
Not applicable
18.	Letter on Change in Accounting Principles
Not applicable
19.	Reports Furnished to Security Holders
Not applicable
20.	Other Documents or Statements to Security Holders
None - Not applicable
21.	Subsidiaries of Small Business Issuer
None - Not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders
Not applicable
23.	Consent of Experts and Counsel
Not applicable
24.	Power of Attorney
Not applicable
25.	Statement of Eligibility of Trustee
Not applicable
26.	Invitations for Competitive Bids
Not applicable
27.	Financial Data Schedule
Financial Data Schedule of Stemcell ending June 30, 1999
28.	Information from Reports Furnished to State Insurance Regulatory Authorities
Not applicable
29.	Additional Exhibits
Not applicable