Form 10-K
period 2000-03-31
STEMCELL GLOBAL RESEARCH INC
filed 2000-08-08
CIK 1084155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

Date of Report:   December 31, 1999

Stemcell Global Research, Inc.
(Exact name of registrant as specified in its charger)

Nevada                                0-26557                   88-0407473
State or other jurisdiction         (Commission                (IRS Employer
Of incorporation)                   File Number)             Identification No.)

9978 Washington Street, Camp Dennision, OH                   45111
(Address of principal executive offices)                   (zip code)

Issuer's telephone number:                   (513) 831-8007

                                      ----------------------

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 1999.

Transition report under section 13 or 15(d) of the securities exchange act of 1934 for the transition period from to

Securities registered under section 12(b) of the Act:                   None

Securities registered under Section (g) of the Exchange Act:

Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 92) has been
subject to such filing requirements for the past 90 days.  X  Yes           No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [x]

Registrant had no revenues to report during its most recent fiscal year.

The aggregate market value of the voting and no-voting common equity held by non-affiliates ________________.

As of December 31, 1999, registrant had issued and outstanding 1,924,350 shares of common stock.

Transitional Small Business Disclosure Format (check one): [] Yes  [X] No

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.       Business Development and Summary

         Stemcell Global Research, Inc. ("STEM," "Stemcell," or the "Company"), a Nevada corporation incorporated on January 20, 1999, is a developmental stage company with a principal business objective to develop proprietary process technologies and devices for a range of cell therapy applications, including stem cell therapies and gene therapy. The Company intends to focus on the investigation, production and clinical use of preparations based on Fetal Cells and Tissues, including the elaboration of complex methods, which include Fetal Cell Transplants, for the effective treatment of many diseases. The Cell Therapy process involves the introduction of Human Fetal Cells into the body of the patient, where the cells locate their target organs, produce generations of descendants, perform full function and thereby fill deficient or weakened functions of organs and tissues.

         The Company believes that Cell Therapy combines the advantages of a new branch of Transplantology - Fetal Stem Cell Transplantation - with the modern achievements of therapy and the simplicity of a normal pharmaceutical preparations administration. Fetal Stem Cell Transplantation is a branch of transplantology, related to the transplantation, not of organs or tissues, but of Embryo Cells - progenitors of pools of Cells, those in charge of certain functions and systems of the body, including: hemopoiesis, nerve, immune, muscle and cutaneous systems.

         The Company's strategy over the next approximately twelve (12) to twenty-four (24) months is to establish a consumable-based business model, focus on established and reimbursed therapies, leverage platform technology across multiple market opportunities and pursue strategic alliances.

B.       Business of Issuer

(1)      Principal Products and Services and Principal Markets

     Cell Therapy

         Cell therapy is the use of human cells to treat a medical disorder. The most common types of cell therapy, blood and platelet transfusions, have been widely used for many decades. More recently, bone marrow-derived cells have been used to restore the bone marrow and the blood and immune system cells which are damaged by chemotherapy and radiation therapy during the treatment of many cancers. Transplantation of these cells is known as stem cell therapy. Other cell therapies have recently been used for generating skin and cartilage tissue and additional cell therapies are being developed by various companies and researchers to restore immune system cells as well as bone, kidney, liver, vascular and neuronal tissues.

         Cell therapies require the collection of cells, either from the patient or a suitably matched donor. These cells are typically processed and stored for administration to the patient. Although cell therapy is being developed for use in an increasing number of diseases, widespread application of new cell therapies remains limited by the difficulties and expense associated with current cell collection and processing procedures. The problems of current cell collection techniques are exemplified in the area of stem cell therapy where the patient or donor undergoes invasive, time-consuming and costly procedures to collect the large volume of cells currently required for effective treatment. The Company believes an alternative to collecting the required therapeutic dose of cells is to grow these cells ex vivo from a small starting volume. However, ex vivo cell expansion, when biologically possible, has typically required costly techniques, facilities and operations to comply with FDA good manufacturing practices ("GMP"), which are not generally available in hospitals. As a result, cells needed for such therapies often require specialized cell production facilities which use labor-intensive, manual cell culture techniques.

     Stem Cell Therapy

         Stem cell therapy is used to treat cancer patients who undergo chemotherapy or radiation therapy at dose levels that are toxic to the hematopoietic system, which is comprised of the bone marrow and cells of the blood and immune systems. The objective of stem cell therapy is to restore the hematopoietic system via the infusion and subsequent engraftment of healthy cells to replace bone marrow and result in the rapid recovery of neutrophils and platelets that have been destroyed by chemotherapy and radiation therapy. Stem cell therapy reduces the risk of life-threatening infections and bleeding episodes following cancer treatments. In order to treat many cancers, high intensity chemotherapy or radiation is often required, which may severely destroy ("myeloablation") or partially destroy ("myelosuppression") the patient's hematopoietic system.

         Cells required for effective stem cell therapy include stem cells, to replenish depleted bone marrow and provide a long-term ongoing source of the multilineage progenitor cells of the blood and immune systems, and early and late stage hematopoietic progenitor cells, to provide for rapid neutrophil and platelet recoveries. Stromal accessory cells are believed to further augment the growth of bone marrow. In the adult, all of these cell types originate in the bone marrow. These cells are currently collected from the donor or patient directly through multiple syringe aspirations under anesthesia, known as bone marrow collection, or through blood apheresis following treatment with drugs which cause cells to be released or mobilized from the bone marrow into the blood. This latter technique is known as a peripheral blood progenitor cell ("PBPC") collection. Recently, it has been demonstrated that the blood cells found in the umbilical cord of newborn infants include cells effective for stem cell therapy. This source of cells is being explored by physicians as a major new direction in stem cell therapy, but is currently limited by difficulties in obtaining sufficient quantities of these cells. Once collected, the stem cell mixture is infused intravenously and the stem and stromal accessory cells migrate into the bone cavity where they engraft to form a new marrow. The hematopoietic progenitor cell components of the cell mixture provide early restoration of circulating white blood cells and platelets. The replenished bone marrow will normally provide long-term hematopoietic function, but complete restoration of bone marrow may take years following myeloablative cancer therapy. When the patient's hematopoietic system is malignant, such as in the case of leukemia, cells from a suitable donor are generally required in order to avoid reintroducing the disease during cell infusion. Such donor derived transplants are termed "allogeneic" transplants. Procedures using cells derived from the patient are termed "autologous" transplants.

     Stem Cell Therapy Market Opportunity

         The Company believes that the benefits of stem cell therapy in the treatment of cancer patients have been well established over the past two decades. Stem cell therapy, in the form of bone marrow transplantation, was originally used in patients who had received treatment for blood and bone marrow cancers such as leukemia, and genetic diseases of the blood. However, because stem cell therapy has been shown to promote the rapid recovery of hematopoietic function, it is now being increasingly used to enable patients with other forms of cancer to receive high dose or multicycle chemotherapy and radiation treatments. These high intensity therapies have a greater probability of eradicating dose sensitive cancers but, because of their hematopoietic toxicity, cannot generally be given without stem cell therapy. As a result, some patients are treated with lower and less effective doses, and fewer cycles, of therapy than might otherwise be used.

         Stem cell therapy may also enhance the effectiveness of blood cell growth factors. The timing and extent of additional cycles of chemotherapy is often limited by the recovery of a patient's white blood cells and platelets because a delayed recovery of these cells can leave the patient susceptible to life-threatening infection and bleeding episodes, and this limitation may allow for the regrowth of residual tumor cells. Many cancer patients are routinely treated with growth factors including G-CSF, such as Neupogen and GM-CSF, such as Leukine, which enhance the development of mature circulating white blood cells and platelets from the early progenitor bone-marrow derived cells, thereby decreasing the time between cycles of therapy and the probability of infection. However, during high dose or multi-cycle therapy, the stem and progenitor cells on which these growth factors act are often depleted. Without these cells, growth factors have a limited or negligible effect. Stem cell therapy generally enhances the effectiveness of growth factors by introducing target stem and progenitor cells for growth factors to act upon such that patients generally exhibit a more rapid and consistent hematopoietic recovery.

(2)      Distribution Methods of the Products or Services

         Management's objective is to build a leadership position in cell therapy process technology. The primary elements of the Company's business strategy are as follows:

     Establish Consumable Based Business Model

         Management's strategy is to sell the Company's technologies to institutions, hospitals, and other clinical care or commercial cell production facilities that are administering cell therapy. The Company plans to obtain ongoing revenue from the sale of single-use disposable Cell Cassettes and related cell culture media and reagents, which are utilized in individual cell therapy applications. After cells are cultured in the Cell Cassette, the cassette is discarded and a new cassette is utilized for a subsequent patient. Along with ongoing revenue from the sale of instruments and disposables for cell therapy applications, the Company believes it will be able to obtain license revenue from its stem cell therapy applications for its proprietary stem cell processes.

     Focus Initially on Established and Reimbursed Therapies

         Management of the Company seeks to establish the use of its processes in the field of stem cell therapy for the treatment of toxicity resulting from many cancer therapies, including those for breast cancer, lymphoma, ovarian cancer, germ cell cancers, leukemias and aplastic anemias. Stem cell therapy is a well-established and growing treatment modality in cancer therapy, and current cell collection procedures are widely reimbursed by third party payors.

     Leverage Platform Technology Across Multiple Market Opportunities

         In addition to stem cell therapy applications, the Company believes that its Stem Cell technology may serve as a platform product that can be used to produce a variety of other cells for multiple therapeutic applications, such as T-cells for use in lymphocyte therapies, chondrocytes for cartilage replacement, and mesenchymal cells for use in certain solid tissue therapies. The Company believes that if its technology is well established as a method for cell production for use in stem cell therapy, the process will be positioned for commercialization of new cell and ex vivo gene therapies that are under development.

     Pursue Strategic Acquisitions and Alliances

         The Company believes that there are numerous opportunities to acquire other businesses with established bases, compatible operations, experience with additional or emerging Internet services and technologies, and experienced management. The Company believes that these acquisitions, if successful, will result in synergistic opportunities, and may increase the Company's revenue and income growth. However, of this, the Company can give no assurance. The Company intends to seek opportunities to acquire businesses, services and/or technologies that it believes will complement its business operations. The Company plans to seek opportunistic acquisitions that may provide complementary technology, expertise or access to certain markets. In addition, the Company may seek to acquire certain component technologies that may provide opportunities to accelerate its service development efforts. No specific acquisition candidates have been identified, however, and no assurance can be given that any transactions will be effected, or if effected, will be successful.

         In addition, the Company may pursue strategic alliances with partners who have established operations. As part of these joint venture agreements, the Company may make investments in or purchase a part ownership in these joint ventures. The Company believes that these joint venture relationships, if successful, will result in synergistic opportunities, allowing the Company to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase the Company's revenue and income growth. No specific joint venture agreements have been signed, however, and no assurance can be given that any agreements will be effected, or if effected, will be successful.

(3)      Status of Any Announced New Product or Service

         The Company has limited operating history. The Company was organized on January 20, 1999. Activities to date have been limited primarily to organization, initial capitalization, finding and securing an appropriate, experienced management team and board of directors, the development of a business plan, and commencing with initial operational plans.

         As of march 31, 2000, the Company has developed a business plan, recruited and retained an experienced management team and board of directors, and established what steps need to be taken to achieve the results set forth in this Registration Statement. As a start-up and development stage company, the Company has no new products or services to announce.

(4)      Industry Background

         The Company estimates that over 35,000 stem cell therapy procedures were completed worldwide in 1995, and that the number of such procedures is growing at a compound annual rate of over 20%. This growth has been driven by encouraging clinical results in the treatment of dose-sensitive solid tumors, such as breast and ovarian cancers. The Company expects that stem cell therapy procedures will continue to grow due to increased incidence and prevalence of cancer, continued clinical demand for myelotoxic cancer treatment, and the increased cost effectiveness of stem cell therapy treatments.

 (5)      Raw Materials and Suppliers

         Currently, the bone marrow-derived cells required for stem cell therapy are collected primarily either through the bone marrow harvest method or the PBPC collection method.

     Bone Marrow Harvest

         A traditional bone marrow harvest is a costly and invasive surgical procedure in which a physician removes approximately one liter of bone marrow from a patient or donor. This volume of bone marrow is removed using needles inserted into the cavity of the hip bone. The bone marrow harvest procedure typically requires between two to four hours of operating room time, with the physician often making more than 100 separate puncture sites in the hip bone to collect the necessary amount of bone marrow. Due to the length of the procedure and the trauma to the patient, general surgical anesthesia is administered and the patient is typically hospitalized for a day. Frequently, the patient suffers pain from the procedure for several days after being discharged from the hospital. Furthermore, complications resulting from the general anesthesia or invasive nature of the procedure occur in a small percentage of patients. Bone marrow harvest provides a reliable source of stem and stromal accessory cells and has been the preferred source of cells in allogeneic transplants.

     PBPC Mobilization and Collection

         PBPC mobilization is a newer technique in which bone marrow-derived cells are harvested from a patient's or donor's circulating blood, rather than from bone marrow. In a PBPC mobilization procedure, the patient receives multiple injections of growth factors or cytotoxic drugs, or both, over the course of a week or more, which cause stem and progenitor cells resident in the bone marrow to mobilize into the circulating blood. The mobilized cells are then collected by connecting the patient to a blood apheresis device, which draws and returns large volumes of the patient's or donor's blood in order to selectively remove the therapeutic volume of stem and progenitor cells. Each collection procedure typically lasts for two to six hours and is typically repeated on two to eight consecutive days. Specialized laboratory testing over the period of mobilization and cell harvesting is necessary to determine that a sufficient quantity of desired cells has been collected, adding to the cost of the procedure. The PBPC process has become the predominant procedure in autologous stem cell therapy.

     Procedure Considerations

         Although stem cell therapy is being utilized to treat more patients for a broader range of diseases, its availability continues to be limited by the high costs of procuring cells, the invasive nature of traditional cell procurement techniques, and by the technical difficulties related to those collection procedures. The Company estimates that current costs for bone marrow harvest and processing are approximately $10,000 to $15,000 per procedure, with considerable variability between institutions. The Company estimates that current costs for PBPC collection, including mobilization with growth factors, are approximately $12,000 to $20,000 for a two to three cycle procedure, with considerable variability between institutions depending on the total volume, time and number of aphereses required. Overall costs of stem cell therapy include the costs of the cell collection procedure, and the costs associated with supporting the patient during post-transplant recovery. Post-transplant costs include hospitalization time, antibiotic support, management of adverse reactions to the large volume cell infusions, and infusions of platelets and red blood cells. Any new stem cell therapy process will generally need to provide similar recovery endpoints to be competitive with the current procedures. In this regard, PBPC procedures have gained popularity compared with bone marrow harvests because the number of platelet transfusions is reduced for some patients.

     Umbilical Cord Blood

         Umbilical cord blood ("UCB"), which is collected directly from the umbilical cord after delivery, without pain or risk to the infant or the mother, is emerging as a new source of cells for stem cell therapy. UCB has been reported to have stem cell concentrations that are much higher than that typically obtained from traditional bone marrow and PBPC collection methods. After collection, UCB is typically frozen for later use in a stem cell therapy procedure. Storage of UCB samples involves small volumes of cells, compared to typical bone marrow or PBPC storage. Accordingly, the costs of collection and storage of UCB cells are comparatively low. This source of cells is also "tumor-free," such that UCB would be preferred for many current stem cell therapy procedures in metastatic cancer patients. Before UCB can become a major supply source for stem cell therapy, a coordinated UCB banking system must emerge. In this regard, several organized UCB banking institutions have been established to date, and the group is growing in both number and size.

         One current disadvantage of UCB is the relatively low number of available cells. Unlike bone marrow or PBPC harvest, where the collection of more cells to meet a particular treatment is typically achievable, the number of cells available from a UCB donor is limited. This problem is exacerbated by the required cryopreservation of the cells, which causes a significant cell loss. The resultant low cell number is believed to be responsible for the longer hematopoietic recovery times observed with UCB transplants, as compared with bone marrow or PBPC transplants. Further, because of the low cell number, UCB transplants are typically restricted to small patients. Therefore, increasing the number of therapeutic cells from a UCB sample would facilitate the more widespread use of UCB transplants. The Company believes that providing the transplant site with the capability to carry out the UCB cell expansion will be a major factor in the increased use of UCB for stem cell therapy and a significant business opportunity.

(6)      Customers
         The Company will provide cell therapy process technology to medical industry customers worldwide. The Company plans to reach these customers via direct mail, telemarketing, seminars, trade shows, the Internet and the referral process. As of March 31, 2000, no sales revenues have been generated by the Company. In addition, the Company does not expect to generate any sales revenues in the foreseeable future. The Company does not anticipate that its revenues will be dependent, however, on any one or even a few major customers once its revenues begin, however.

(7)      Patents,  Trademarks,   Licenses,  Franchises,   Concessions,   Royalty
Agreements, or Labor Contracts

         The Company does not currently own any patents on its technologies. New proprietary technological advancements are being protected as trade secrets until appropriate measure can be taken for protection. The Company believes, however, that its success and ability to compete is dependent in part on the protection of its potential trademarks, trade names, service marks, patents and other proprietary rights and technology. The Company intends to rely on trade secret, patent and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop products, technology and services that are similar or superior to those of the Company's, or that third parties will not copy or otherwise obtain and use the Company's proprietary technology without authorization.

         Policing unauthorized use of the Company's proprietary and other intellectual property rights, in the future, could entail significant expense and could be difficult or impossible. In addition, there can be no assurance that third parties will not bring claims of copyright, patent or trademark infringement against the Company or claim that certain of the Company's products, technology, processes or features violates a patent. There can be no assurance that third parties will not claim that the Company has misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require the Company to enter into costly royalty or licensing arrangements to prevent the Company from using important technologies or methods, any of which could have a material adverse effect on the Company's business, financial condition or operating results.

(8)      Regulation

         The Company's research and development activities and the manufacturing and marketing of the Company's products may be subject to the laws and regulations of governmental authorities in the United States and other countries in which its products will be marketed. Specifically, in the United States the FDA, among other activities, regulates new product approvals to establish safety and efficacy of these products. Governments in other countries have similar requirements for testing and marketing. In the U.S., in addition to meeting FDA regulations, the Company is also subject to other federal laws, such as the Occupational Safety and Health Act and the Environmental Protection Act, as well as certain state laws.

     Regulatory Process in the United States

         Management anticipates the Company's products to be potentially subject to Regulation as medical devices under the Federal Food, Drug, and Cosmetic Act, and as biological products under the Public Health Service Act, or both. Different regulatory requirements may apply to the Company's products depending on how they are categorized by the FDA under these laws. The FDA is still in the process of developing its requirements with respect to somatic cell therapy and gene cell therapy products and has recently issued a draft document concerning the Regulation of umbilical cord blood stem cell products. If the FDA adopts the regulatory approach set forth in the draft document, the FDA may require separate regulatory approval for such cells in some cases. The FDA also recently proposed a new type of license, called a biologic license application ("BLA"), for autologous cells manipulated ex vivo and intended for structural repair or reconstruction. This proposal may indicate that the FDA will extend a similar approval requirement to other types of autologous cellular therapies, such as autologous cells for stem cell therapy. Any such additional regulatory or approval requirements could significantly delay the introduction of the Company's product candidates to the market, and have a material adverse impact on the Company.

         Approval of new medical devices and biological products is a lengthy procedure leading from development of a new product through pre-clinical and clinical testing. This process takes a number of years and the expenditure of significant resources. There can be no assurance that the Company's product candidates will ultimately receive regulatory approval.

(9)      Effect of Existing or Probable Government Regulations

         Regardless of how the Company's product candidates are regulated, the Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, use, reporting, advertising and promotion of such products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

(10)     Research and Development Activities

Potential Advantages of the Company's Technology

         The Company is in the process of developing proprietary process technologies that the Company's management believes are pioneering the ex vivo production of human stem and progenitor cells. The Company believes potential advantages of the Company's Stem Cell technology include, but are not limited to, the following:

     Reduced Cost

         Management believes the Company's technology has the potential to replace more costly, labor intensive and invasive cell collection procedures currently employed for stem cell therapy and to reduce physician, staff and patient time requirements.

     Reduced Patient and Physician Burden

         Cell production with the Company's products are expected to require the collection of a small volume of starting material compared to current collection procedures, eliminating the requirement for general surgical anesthesia, multiple drug injections and blood apheresis. Patient benefits include fewer needle sticks than with current cell collection methods and a reduction in overall patient procedure time. Additionally, the Company's process for cell expansion is expected to minimize the time requirement for physicians compared with bone marrow harvest.

     Enhanced Multicycle High-Dose Chemotherapy

         The long restoration period for the hematopoietic system following myeloablative therapy effectively limits patients to one opportunity for cell collection prior to cancer therapy. The Company believes it's technology may enhance the practice of multi-cycle, high-dose chemotherapy by providing the ability to produce a therapeutic dose of cells from a small starting volume. The initial cell collection can be divided into multiple samples and stored frozen until expansion at a later time is required.

     Reduced Quantity of Lymphocytes

         The Company believes its approach to stem cell therapy may provide an additional benefit over current methods by depleting potentially harmful cells such as T-cells and B-cells. These cells are believed to be primarily responsible for graft-versus-host disease, a common manifestation of allogeneic transplants in which the grafted donor's cells attack the host's tissues and organs.

     Tumor Cell Purging

         Cancer patients with tumor metastases, in which the cancer has spread to the blood and bone marrow, have not traditionally been candidates for autologous stem cell transplants because transplant may reintroduce cancer cells into the patient. Additionally patients may have undetected tumor cells in their marrow or PBPC transplant, which can reestablish the cancer in the patient following transplant. The Company's process may offer benefits for these groups of patients. The Company and other investigators seek to show that some primary human tumor cells die or do not grow during hematopoietic cell culture. Further, the smaller volume of starting cells used by the Company's process compared with BMT or PBPC transplants shall provide approximately 10 to 70 fold less tumor cells in a transplant. This combination of passive depletion during culture with the lower starting volume of tumor cells may result in a tumor-free or tumor-reduced cell product for transplant. The benefit of such tumor depletion, if any, will vary depending upon the type of cancer and state of disease.

Additional Stem Cell and Other Cell Therapies

         The Company believes that its products and processes may be developed to serve as platform products for application in a variety of other cell therapies in addition to stem cell therapy. The Company believes that its Stem Cell technology has the potential to supplant current manual cell culture methods to produce therapeutic quantities of cell types such as T-cells, chondrocytes, mesenchymal cells, keratinocytes, neuronal cells and dendritic cells. Currently such cells are often produced in specialized facilities generally using manual cell culture techniques which limit the effective commercialization of these cell types for therapy. Potential advantages of the Stem Cell processes in these therapies may include: (i) reducing labor and capital costs; (ii) enhancing process reliability; (iii) automating quality assurance; and (iv) reducing the need for environmentally controlled facilities.

         Modification of such processes and application of the Company's products to the expansion of other cell types may require substantial additional development of specialized culture environments and which may need to be incorporated within the Company's existing cell cassettes. There can be no assurances that the Company will be able to successfully modify or develop existing or future products to enable such additional cell production processes. Furthermore, other than a limited application of chondrocyte therapy, novel cell therapies are still in early stages of development by third parties. The
Company's business opportunity is dependent upon successful development and regulatory approval of these novel cell therapies. No assurance can be given that such novel therapies will be developed or approved or that the Company's processes or product candidates will find successful application in such therapies.

     Immunotherapies

         Immunotherapy involves using cells of the immune system to eradicate a disease target. T-cell lymphocytes and dendritic cells are being actively investigated by other companies for this purpose, and these procedures require ex vivo cell production.

         T-cells, a class of lymphocyte white blood cells, play a critical role in the human immune system and are responsible for the human immune response in a broad spectrum of diseases, including cancers and infectious diseases.
Cytotoxic T-lymphocytes ("CTLs") is a new process that involves collecting T-cells from a patient and culturing them in an environment resulting in T-cells with specificity for a particular disease target. Clinical trials by third parties have been completed demonstrating CTL effectiveness for certain diseases. The ex vivo production of these cells under conditions for use in medical treatment represents a critical step in the advancement of this therapy.

         Dendritic cells (the potent antigen presenting cells) are believed to play an important role in the function of the immune system. Researchers believe that cultured dendritic cells could augment the natural ability of a patient to present antigens from the infectious agents to the immune system and aid in the generation of a cytotoxic T-cell response to the infectious agent. The Company intends to explore application of its products and processes for the expansion of dendritic cells.

     Solid Tissue Cell Therapies
         One of the newest areas of cell therapy involves the production of chondrocytes for the restoration of cartilage. Chondrocyte therapy involves the surgical removal of a small amount of tissue from the patient's knee and a therapeutic quantity of chondrocytes is produced from this surgical biopsy. The cells are then implanted into the patient's knee. Published reports indicate that such cells then reestablish mature articular cartilage. Currently, this cell production process is completed in highly specialized laboratory facilities using trained scientists and manual laboratory procedures. The Company believes its technology has the potential to reduce costs associated with the cell production procedure and may eventually facilitate the transfer of the cell production capability away from specialized facilities directly to the clinical care sites.

     Other Stem Cell Therapies
         Autoimmune Disease. Stem cell therapy is under clinical investigation for the treatment of other diseases. Clinical studies have suggested a potential role for stem cell therapy in treatment of autoimmune diseases such as rheumatoid arthritis, multiple sclerosis and lupus erythematosus. The generic cause of these diseases is a malfunctioning immune system, including T-lymphocytes. Clinical trials in which the patient receives treatment resulting in immune ablation (usually involving myelotoxic cancer drugs or radiation), followed by stem cell therapy to restore the bone marrow and cells of the blood and immune system, have demonstrated remission of the autoimmune disease in some patients.

         Organ Transplantation. Recently, a number of academic and corporate researchers and companies have identified the potential use of stem cell therapy to facilitate successful solid organ and tissue transplants between human donors and recipients, as well as using organs from non-human species for transplantation into humans. These proposed applications are based on the observation that donor-specific bone marrow, infused concurrent with or prior to the organ transplant, can provide for reduction of the normal immune rejection response by the transplant recipient (e.g. heart, lung, liver or kidney transplants).

         A major limitation to the use of stem cell therapy in solid organ transplant is the limited availability of sufficient amounts of bone marrow to obtain a desired therapeutic response of immune tolerization. This limitation is particularly problematic when cadaveric donor organs are available, which has traditionally been the source of cells for these procedures. Bone marrow is also often available from the cadaveric donor, but only in a limited amount. Normally this amount may be sufficient for one transplant, but a donor might provide multiple organs for transplant into multiple recipients. The Company believes that the ability to expand the available bone marrow ex vivo will enhance the use of stem cell therapy for such transplant procedures.

(11)     Impact of Environmental Laws

         The Company is not aware of any federal, state or local environmental laws which would effect its operations.

 (12)    Employees

         As a start up company in the research and development phase - in order to more prudently manage the Company's limited resources, the Company presently has no (0) full time employees and four (4) part time employees. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good. The Company does not currently pay any salaries to its part time employees who are officers of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

A.       Description of Property

         The Company's corporate headquarters are located at 9978 Washington Street, Camp Dennison, Ohio 45111. The office space is provided by one of the officers of the Company at no cost to the Company. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the properties currently being utilized by the Company.

B.       Investment Policies

         Management of the Company does not currently have policies regarding the acquisition or sale of assets primarily for possible capital gain or primarily for income. The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

A.       Description of Property

         The Company's corporate headquarters are located at 9978 Washington Street, Camp Dennison, Ohio 45111. The office space is provided by one of the officers of the Company at no cost to the Company. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the properties currently being utilized by the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently involved in any legal proceedings nor does it have knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

A.                   Market Information.

There is currently no public trading market for the registrant's securities.

B.                   Holders.

Registrant has approximately fifty-one (51) shareholders of record.

C.                   Dividends.

The registrant has not paid any dividends to date. There are no restrictions that would limit the ability to pay dividends on common equity or that are likely to do in the future.

D.                   Recent Sales of Unregistered Securities.

         In April of 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 273,225 shares of the Common Stock of the Company to 28 unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about April 5, 1999. As of March 31, 2000, the Company has 1,924,350 shares of common stock issued and outstanding held by 51 shareholders of record.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

A.       Management's Plan of Operation

(1) In its initial operating period ended December 31, 1999, the Company incurred a net loss of $210,072.00 for selling, general and administrative expenses related to start-up operations. It has yet to receive any revenues from operations. On January 22, 1999, approximately twenty three (23) founding shareholders purchased 1,651,125 shares of the Company's authorized treasury stock for cash. This original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490. Additionally, in March of 1999, the Company completed an offering of two hundred seventy three thousand two hundred and twenty five (273,225) shares of the Common Stock of the Company to approximately twenty eight (28) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, the Company has one million nine hundred twenty four thousand three hundred and fifty (1,924,350) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty one (51) shareholders of record. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the public offering delineated above will be sufficient to provide the Company's capital needs for the next approximately six (6) months to twelve (12) months. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

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

         As of March 31, 2000, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately twelve(12) months. This raises substantial doubt about its ability to continue as a going concern. The company has received a going concern opinion on its audited financial statements.

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

         The Company has yet to incur any research and development costs from January 20, 1999 (date of inception) through March 31, 2000. However, during the fiscal and calendar year ending December 31, 2000, the Company plans to incur research and development expenses of approximately $10,000 with respect to its current and future products and technology. The cost of such activities are not expected to be borne by the Company's customers.

(4) The Company currently does not expect to purchase or sell any of its facilities or equipment.

(5) Management does not anticipate any significant changes in the number of employees over the next approximately twelve (12) months.

B.       Segment Data

         As of March 31, 2000, no sales revenue has been generated by the Company. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

ITEM 7.  FINANCIAL STATEMENTS.

TABLE OF CONTENTS



                                                            PAGE

INDEPENDENT AUDITORS' REPORT.................................. 1

BALANCE SHEET - ASSETS........................................ 2

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY.......... 3

STATEMENT OF OPERATIONS....................................... 4

STATEMENT OF STOCKHOLDERS' EQUITY............................. 5

STATEMENT OF CASH FLOWS....................................... 6

NOTES TO FINANCIAL STATEMENTS................................. 7

James E. Slayton, CPA

2858 WEST MARKET STREET
SUITE C
AKRON, OHIO 44333
1-330-864-3553

INDEPENDENT AUDITORS' REPORT

Board of Directors                                              June 27, 2000
Stemcell Global Research, Inc. (The Company)
Las Vegas, Nevada 89102

  I have audited the Balance Sheet of Stemcell Global Research, Inc. (A Development Stage Company) as of December 31, 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the period January 20, 1999 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

  I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stemcell Global Research, Inc., (A Development Stage Company), as of December 31, 1999, and the results of its operations and cash flows for the period January 20, 1999 (Date of Inception) to December 31, 1999, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and has not generated significant revenues from planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




James E. Slayton, CPA
Ohio License ID# 04-1-15582

Stemcell Global Research, Inc.
(A Development Stage Company)
BALANCE SHEET
AS AT
December 31, 1999


                   ASSETS


     ASSETS

CURRENT ASSETS
Cash                                                         7,775.00
Money Market Account                                        15,374.00
                                                       -------------------
Total Current Assets                                        23,149.00

PROPERTY AND EQUIPMENT
Property and Equipment                                           0.00
                                                       -------------------
Total Property and Equipment                                     0.00

OTHER ASSETS
Other Assets                                                     0.00
                                                       -------------------
Total Other Assets                                               0.00

                                                       -------------------
TOTAL ASSETS                                               $23,149.00
                                                       ===================














See accompanying notes to financial statements
-2-

Stemcell Global Research, Inc.

(A Development Stage Company)
BALANCE SHEET
AS AT
December 31, 1999



LIABILITIES & EQUITY


CURRENT LIABILITIES
Accounts Payable                                                         $ 0.00
                                                             -------------------
Total Current Liabilities                                                  0.00

OTHER LIABILITIES
Convertible Notes Payable                                             85,000.00
Accrued Interest Payable                                               2,458.00
                                                             -------------------
Total Other Liabilities                                               87,458.00
                                                             -------------------
Total Liabilities                                                     87,458.00

     EQUITY
Common Stock, $0.001 par value, authorized 20,000,000 shares; issued
   and outstanding at December 31, 1999 1,924,350 common shares        1,924.00
Additional Paid in Capital                                           143,839.00
Retained Earnings (Deficit accumulated during development stage)    (210,072.00)
Advances from shareholder                                                  0.00
                                                             -------------------
Total Stockholders' Equity                                           (64,309.00)
                                                             -------------------
     TOTAL LIABILITIES & OWNER'S EQUITY                              $23,149.00
                                                             ===================











See accompanying notes to financial statements

Stemcell Global Research, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR PERIOD
January 20, 1999 (Date of Inception) to December 31, 1999





     REVENUE
Revenues                                                                 0.00
Interest Income                                                        374.00
                                                                ----------------
                   Total Revenue                                       374.00

    COSTS AND EXPENSES
Selling, General and Administrative                                210,446.00
                                                                ----------------
                   Total Costs and Expenses                        210,446.00
                                                                ----------------
                            Net Income or (Loss) before taxes     (210,072.00)
                                Income Tax Expense                       0.00
                                                                ================
                                Net Ordinary Income or (Loss)     (210,072.00)
Weighted average
number of common
shares outstanding                                                  1,881,856


 Basic Net Loss Per Share                                               (0.11)










See accompanying notes to financial statements
-4-

Stemcell Global Research, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR PERIOD
January 20, 1999 (Date of Inception) to December 31, 1999





                                                                                                       Deficit
                                                                                                       accumulated       Total
                            Common                         Additional                            during            Stockholder's
                            Stock                          paid-in              Note             development       Equity
                            Shares          Amount         capital              Receivable       stage

-----------------------------------------------------------------------------------------------------------------------------------
January 21, 1999
Issued for cash and
cancellation of debt to
shareholders                1,651,125       1,651.00        7,500.00                                                 9,151.00

March 9, 1999
Issued for cash and
services rendered             273,225         273.00      136,339.00            5,000.00                           141,612.00

July 1, 1999 received
cash for note                                                                                    (5,000.00)         (5,000.00)

Net Profit
January 21,1999
(inception) to
December 31, 1999                                                                               (210,072.00)      (210,072.00)


-------------------------------------------------------------------------------------------------------------------------------
Balances as at
 December 31,1999           1,924,350      $1,924.00     $143,839.00               $0.00       ($210,072.00)      ($64,309.00)

===============================================================================================================================













See accompanying notes to financial statements
-5-

Stemcell Global Research, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR PERIOD
January 20, 1999 (Date of Inception) to December 31, 1999



CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from operations                                         ($210,072.00)
Adjustments to reconcile net income to net cash provided
Increase in interest payable                                           2,458.00
Services rendered for stock                                           45,562.00

                                                               -----------------
                   Net Cash provided by Operating Activities        (162,052.00)

CASH FLOWS FROM INVESTING ACTIVITIES

                                                                ----------------
                   Net cash used by investing activities                   0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                                             95,201.00
Cash received from convertible note payable                          127,500.00
Repayments on convertible note payable                               (42,500.00)
Collection of Note Receivable for Common Stock Subscriptions           5,000.00
                                                                ----------------
                   Net cash provided by financing activities         185,201.00

                   Net increase (decrease)  in cash                   23,149.00
                   Balance as at end of period                        23,149.00






See accompanying notes to financial statements
-6-

Stemcell Global Research, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized January 20, 1999 (Date of Inception) under the laws of the State of Nevada, as Stemcell Global Research, Inc. (The Company) has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company has 20,000,000 shares of $.001 par value stock authorized.

     On January 21, 1999, the Company issued 1,651,125 Shares of its $0.001 par value common stock for cash of $1,651.13 and cancellation of a $7,500.00 loan from a founding shareholder for corporate consulting costs.

     On March 9, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended, and exempt from state registration pursuant to various state securities transaction exemptions. The Company sold 273,225 shares of Common Stock at a price of $0.50 per share for a total amount raised of $136,612.50. The Company received cash in the amount of $93,535.00, a note receivable in the amount of $5,000.00 and exchange for services rendered in the amount of $38,062.50.

     On September 25, 1999 a convertible promissory note was signed with Atlantique Capital Group, Inc. At December 31, 1999, the amount of the note was $85,000.00 at a per annum rate of 12%.

     There have been no other issuances of equity or Common Stock.


NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES


     Accounting policies and procedures have not been determined except as follows:

                   1.  The Company uses the accrual method of accounting.

                   2.  The cost of organization was expensed when incurred.

                   3.  Basic earnings per share is computed using the weighted
average number of shares of common stock outstanding.   Diluted earnings per
share were not include as the inclusion of convertible notes would be anti-dilutive and all contingencies for conversion have not occurred.

                   4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

                   5. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation. There was no depreciation during this operating period. There was no equipment purchased through December 31, 1999.


-7-
Stemcell Global Research, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES - CONTINUED

                   6. The Company experienced losses for its first operating period January 20, 1999 (Date of inception) to December 31, 1999. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. The net operating losses will begin to expire in the year 2014.

                   7. The Company has adopted December 31 as its fiscal year end.

                   8. The Company records its inventory at cost. There was no inventory through December 31, 1999.

                   9. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

                   10. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments). The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows.

Schedule of noncash financing activities

Loan canceled in exchange for stock                   7,500.00
Services received in exchange for common stock       45,562.00
Note receivable for common stock                      5,000.00
                                                     ---------
                                                     58,062.00



                   11. The Company will review its long-lived assets and certain identifiable intangible assets for impairment at the end of each operating period reported. The Company will report these assets at recoverable costs.

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through December 31, 1999. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to secure additional capital through loans and or private placements.

Stemcell Global Research, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTION

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

NOTE 6 - YEAR 2000 ISSUE

     The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

NOTE 7 - LONG TERM COMMITMENTS

     The Company neither owns or leases any real or personal property.

NOTE 8-CONVERTIBLE NOTES PAYABLE

     The Company has issued $122,500.00 in convertible notes payable by September 25, 1999. $42,000 of which was paid back during the period at 12% per annum. The notes have a ninety day term which may be automatically renewed by the Company. The note is convertible at the Holder's option at the price of $.50 per share, the fair market value of the Company's 504 offering, with demand registration rights and first right of refusal to sell these shares into the Company's first secondary public offering. The notes are not with a related party. The Company also agrees to issue an additional 50,000 shares to the maker of the note, ninety days after the final advance of funds scheduled on March 22, 2000. The conversion rate is based on the fair market value of the Company's common stock at the time the notes were negotiated.

**END FINANCIAL STATEMENTS.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None - Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

A.       Directors, Executive Officers and Significant Employees

    The names, ages and positions of the Company's directors and executive officers are as follows:

     Name                       Age              Position
     ----                       ---              --------

Garrell C. Noah, MD             69          President and CEO

David A. Leytze, MBA            62          Vice President

Thomas G. Koch, DC              42          Vice President of Research,
                                            Secretary and Treasurer

B.       Work Experience

         Garrell C. Noah, MD, President and CEO - Dr. Noah is a urologic surgeon that was educated at the University of Alabama (1955) and Emory University School of Medicine (1959). He has practiced medicine and surgery in Selma, Alabama for the past 35 years.

         David A. Leytze, MBA, Vice President - Mr. Leytze graduated cum laude from Georgetown University, Washington DC majoring in Economics and Philosophy; graduated from the University of Chicago Graduate School of Business (MBA) majoring in Economics and Finance; Account Executive, Merrill Lynch; built, owned and operated the Western Hills Indoor Tennis Club in Cincinnati (taught Pete Rose how to play tennis); operates David A. Leytze and Co. Investment Advisors (managing personal, corporate and retirement funds of approximately $25 million USD). Mr. Leytze has extensive investment banking background in small capitalization finance. Currently, Mr. Leytze teaches Money and Banking, Corporate Finance and Investments at the College of Mount Saint Joseph in Cincinnati.

         Thomas G. Koch, DC, Vice President of Research - Dr. Koch has served the Company since inception. He is a graduate of Palmer College with a Bachelors of Science and a Doctorate of Chiropractic medicine. Dr. Koch is a certified Videofluroscopy Technician with ten years in private practice in the Seattle, WA area. Dr. Koch is a noted and published medical research specialist and formerly served as Founder and Vice President of Pacific Northwest Health Services.

C.       Family Relationships

         None - Not applicable.

D.       Involvement on Certain Material Legal Proceedings  During the Last Five
         Years

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

(2) No director, officer, or significant employee has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(3) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration of Directors and Executive Officers

         The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the next approximately six (6) months. All executive officers of the Company prior to March 31, 2000 did not draw a formal salary from the Company. Over the next twelve months, however, each executive officer is expected to draw the following annual compensation. The Company does not currently have a stock option plan.

(1)      Name of Individual                      Capacities in Which                         Annual
          or Identity of Group                      Remuneration was Recorded           Compensation
         Garrell C. Noah, MD                      President and CEO                     $12,000

         David A. Leytze, MBA                     Vice President                        $12,000

         Thomas G. Koch, DC                       Secretary and Treasurer               $ -

(2)      Compensation of Directors

         There were no arrangements pursuant to which any director of the Company was compensated for the period from January 20, 1999 to March 31, 2000 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future as the Company's only directors are its current executive officers who are already drawing a salary for the management of the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

A.       Security Ownership of Management and Certain Beneficial Owners

         The following table sets forth information as of the date of this Registration Statement certain information with respect to the beneficial ownership of the Common Stock of the Company concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                               Amount
Title    Name and Address                                      of shares                 Percent
of       of Beneficial                                         held by                   of
Class    Owner of Shares                     Position          Owner                     Class
------   --------------------                ----------        -----------               -------

Common   Garrell Noah, MD                    President & CEO   200,000                   10.39%

Common   Thomas Koch (custodian for
                  Christjohn Koch and
                  Kelsey Koch)               Sec./Treas.      200,000                    10.39%

Common   Pennie Hoskins                      N/A              200,000                    10.39%

Common   Kenneth Koch                        N/A              200,000                    10.39%

Common   Stuart and Susan
                  Mount, JTWROS              N/A              200,000                    10.39%

Common   Marche Trust                        N/A              175,000                     9.09%

Common   David A. Leytze                     Vice President    10,000                     0.52%

Common   All Executive Officers and
                  Directors as a Group (3 Persons)            410,000                    21.31%

(1)      c/o Stemcell Global Research, Inc., 9978 Washington Street, Camp Dennison,
Ohio 45111.

B.                Persons Sharing Ownership of Control of Shares

         No person other than Garrell Noah, Thomas Koch (as trustee for Christjohn Koch and Kelsey Koch), Pennie Hoskins, Kenneth Koch, and Stuart and Susan Mount JTWROS owns or shares the power to vote ten percent (10%) or more of the Company's securities.

C.       Non-voting Securities and Principal Holders Thereof

         The Company has not issued any non-voting securities.

D.       Options, Warrants and Rights

         There are no options, warrants or rights to purchase securities of the Company.

E.       Parents of the Issuer

         Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Because of the development stage nature of the Company and its relatively recent inception, January 20, 1999, the Company has no relationships or transactions to disclose.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits

Exhibit No.   Document                     Location
3(i)          Articles of Incorporation    Incorporated herein by reference
3(ii)         Bylaws                       Incorporated herein by reference
23            Consent of Accountant        See Item 7, Financial Statements

B.  Reports on Form 8-K.

None - not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Stemcell Global Research, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)

Date:    August 7, 2000
         ------------

By:      /s/ Dr. Garrell Noah
         --------------------
         Dr. Garrell Noah, Chairman of the Board, President and Chief Executive Officer
         ----------------------------------------------------------------------

By:      /s/ David Leytze
         --------------------
         David Leytze, Director, Vice President, CFO, Secretary/Treasurer
         ----------------------------------------------------------------