Form 10-Q
period 2000-03-31
STEMCELL GLOBAL RESEARCH INC
filed 2000-08-08
CIK 1084155

U.S. SECURITIES AND ECHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.
[] Transition report pursuant to section 13 or 15(d) of the Securitie Exchange Act of 1934 for the Transition period from ____ to ____.

Commission File NO. 0-26557

Stemcell Global Research, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada                        					            88-0407473
(State or other jurisdiction		         	(I.R.S Identification No.)
of incorporation or organization)

9978 Washington Street, Camp Dennison, Ohio 45111
(Address of principal executive offices)

Issuer's telephone no. (513) 831-8007

Check whether the issuer:

	(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

	(2) has been subject to such filing requirements for the past 90 days

X Yes		No

As of March 31, 2000, there were 1,924,350 shares outstanding of issuer's common stock.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

The information required by this item is attached as an exhibit hereto.

Item 2.  Management's Discussion and Analysis or Plant of Operation.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

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

Signatures

In accordance with the requirements of the Exchange Act, the registrant casued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 8, 2000
         ------------

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