Form 10-Q
period 2000-06-30
STEMCELL GLOBAL RESEARCH INC
filed 2000-08-16
CIK 1084155

U.S. SECURITIES AND ECHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.
[] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ____ to ____.

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

X Yes          No

As of June 30, 2000, there were 1,924,350 shares outstanding of issuer's common stock.

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

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 11, 2000
         ------------

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