Form 10QSB
period 2000-09-30
STEMCELL GLOBAL RESEARCH INC
filed 2000-11-15
CIK 1084155

U.S. SECURITIES AND ECHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.
[] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ____ to ____.

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

As of September 30, 2000, there were 1,924,350 shares outstanding of issuer's common stock.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

The information required by this item is attached as an exhibit hereto.

Item 2.  Management's Discussion and Analysis or Plant of Operation.

The information required by this Item is attached as an Exhibit hereto.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 15, 2000
         ------------

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