Form 10QSB
period 2001-03-31
STEMCELL GLOBAL RESEARCH INC
filed 2001-05-17
CIK 1084155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2001

Commission file number 000-26557

Stemcell Global Research, Inc.

a Nevada corporation

9978 Washington Street

Camp Dennison, Ohio 45111

(513) 831-8077

IRS Tax ID #: 88-0407473


PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

The information required by this Item is attached as Exhibit 99.15 hereto.

Item 2. Management's Discussion and Analysis:

The information required by this Item is attached as Exhibit 99.15 hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELL GLOBAL RESEARCH, INC.

(Registrant)

Date: May 14, 2001

By:

--------------------------------

David Leytze

Director, Vice President and duly authorized officer.