Form 10KSB
period 2000-12-31
STEMCELL GLOBAL RESEARCH INC
filed 2001-05-22
CIK 1084155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

Date of Report: December 31, 2000

Stemcell Global Research, Inc.

(Exact name of registrant as specified in its charger)

Nevada

State or other jurisdiction

0-26557

(Commission File Number)

88-0407473

(IRS Employer Identification No.)

9978 Washington Street, Camp Dennison, Ohio 45111

(Address of principal executive offices) (zip code)

(513) 831-8007

Issuer's telephone number

----------------------

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2000.

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes; ___ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

Registrant had no revenues to report during its most recent fiscal year.

The aggregate market value of the voting and no-voting common equity held by non-affiliates - $1,194,679.

As of December 31, 2000, registrant had issued and outstanding 2,389,350 shares of common stock.

Transitional Small Business Disclosure Format (check one): ___Yes; X No

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

B. Holders.

Registrant has approximately fifty-six (56) shareholders of record.

C. Dividends.

The registrant has not paid any dividends to date. There are no restrictions that would limit the ability to pay dividends on common equity or that are likely to do in the future.

D. The Company issued 225,000 shares of common stock to David Letyze, Vice President, as compensation for services rendered. A shareholder, Charles Gray, converted a loan in the amount of $60,000 into common stock in the amount of 240,000. All of the stock issued is restricted, is subject to the requirements of Rule 144 of the Securities Act of 1933, and was issued in reliance on Redulation D, Rule 504 of the Securities Act of 1933.

In April of 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 273,225 shares of the Common Stock of the Company to 28 unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about April 5, 1999. As of March 31, 2001, the Company has 2,389,350 shares of common stock issued and outstanding held by 56 shareholders of record.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION.

A. Management's Plan of Operation

(1) In its operating period ended December 31, 2000, the Company incurred a net loss of $269,006.00 for selling, general and administrative expenses related to start-up operations. It has yet to receive any revenues from operations. On January 22, 1999, approximately twenty-three (23) founding shareholders purchased 1,651,125 shares of the Company's authorized treasury stock for cash. This original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490. Additionally, in March of 1999, the Company completed an offering of two hundred seventy three thousand two hundred and twenty five (273,225) shares of the Common Stock of the Company to approximately twenty-eight (28) unaffiliated shareholders. The Company issued 225,000 shares of common stock to David Letyze, Vice President, as compensation for services rendered. A shareholder, Charles Gray, converted a loan in the amount of $60,000 into common stock in the amount of 240,000. These offerings was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, the Company has two million three hundred eighty-nine thousand three hundred and fifty (2,389,350) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty one (56) shareholders of record. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the public offering delineated above will be sufficient to provide the Company's capital needs for the next approximately six (6) months to twelve (12) months. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently provide cell therapy process technologies to the medical profession. The Company designates as its priorities for the first twelve (12) months of operations as developing and emphasizing its existing cell therapy technologies to establish its business in the biotechnology market. Realization of sales of the Company's products, services and/or technology during the fiscal year ending December 31, 2001 is vital to its plan of operations. There are no guarantees that other cell therapy technologies or products similar to the Company's could not enter the market first; if they enter the market first, this would dramatically curtail any earnings potential for the Company. Additionally, a superior competitive technology or product could force the Company out of business.

As of Decemberh 31, 2000, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately twelve(12) months. This raises substantial doubt about its ability to continue as a going concern. The company has received a going concern opinion on its audited financial statements.

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

The Company has yet to incur any research and development costs from January 20, 1999 (date of inception) through December 31, 2001. However, during the fiscal and calendar year ending December 31, 2001, the Company plans to incur research and development expenses of approximately $10,000 with respect to its current and future products and technology. The cost of such activities are not expected to be borne by the Company's customers.

(4) The Company currently does not expect to purchase or sell any of its facilities or equipment.

(5) Management does not anticipate any significant changes in the number of employees over the next approximately twelve (12) months.

B. Segment Data

As of March 31, 2001, no sales revenue has been generated by the Company. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

ITEM 7. FINANCIAL STATEMENTS.

(**BEGIN FINANCIAL STATEMENTS.)

STEMCELL GLOBAL RESEARCH, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2000


STEMCELL GLOBAL RESEARCH, INC.

(A Development Stage Company)

DECEMBER 31, 2000

CONTENTS


PAGE

Accountant's Report	1

Balance Sheet	2

Statement of Earnings (Deficit) and Retained Deficit
For the period January 20, 1999 to December 31, 2000	3

Statement of Shareholders' Equity December 31, 2000	4

Statement of Cash Flows For the period January 20, 2000
to December 31, 2000	5

Notes to Financial Statements	6




THOMAS J HARRIS CPA

3901 STONE WAY N #202

SEATTLE, WA 98103

INDEPENDENT AUDITOR'S REPORT

Board of Directors

STEMCELL GLOBAL RESEARCH, INC.

Seattle, Washington

We have audited the accompanying balance sheet of STEMCELL GLOBAL RESEARCH, INC. ( A Development Stage Company) as of December 31, 2000 and the related statements of income(loss) and retained earnings, and statement of cash flows for the period January 20, 1999(inception) to December 31, 1999 and the year ended December 31, 2000. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STEMCELL GLOBAL RESEARCH, INC. ( A Development Stage Company), and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

May 8, 2001


STEMCELL GLOBAL RESEARCH, INC.

(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2000 and 1999

UNAUDITED



	2000	1999
ASSETS
CURRENT ASSETS
Cash in Bank	34,851	7,775
Money Market Account	5,984	15,374
Total Current Assets	40,835	23,149
OTHER ASSETS
Loan Receivable Sun Spots	880,000	0
Accrued Interest	18,270	0
Total Other Assets	898,270	0
TOTAL ASSETS	939,105	23,149
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	0	0
Total Current Liabilities	0	0
OTHER LIABILITIES
Convertible Notes Payable	1,183,228	85,000
Accrued Interest	70,207	2,458
Total Other Liabilities	1,253,435	87,458
TOTAL LIABILITIES	1,253,435	87,458
STOCKHOLDER'S EQUITY
Common Stock, par value $.001, 20,000,000 shares authorized; 1,924,350; 2,520,751 shares issued and outstanding.	1,924	1,924
Paid in Surplus	143,839	143,839
Accumulated Deficit	(460,093)	(210,072)
Total Stockholder's Equity	(314,330)	(64,309)



See accompanying notes and accountants' report.


STEMCELL GLOBAL RESEARCH, INC.

(A Development Stage Company

STATEMENT OF INCOME (DEFICIT) AND RETAINED DEFICIT

For the Period November 15, 2000 (Inception) to December 31, 2000



	2000	1999
REVENUE	18,985	374
EXPENSES:
Selling, General and Administrative expenses	269,006	210,446
Amortization of Organization Costs	0	0
Total Expenses	269,006	210,446
NET LOSS FOR THE PERIOD	(250,021)	(210,072)
RETAINED DEFICIT
Balance beginning of period	(210,072)	0
Balance end of period	(460,093)	(210,072)
Weighted average number of shares outstanding
Net loss per Share	(0.13)	(0.11)



See accompanying notes and accountants' report.


Stemcell Global Research, Inc.

(A Development Company)

STATEMENT OF SHAREHOLDERS' DEFICIT

For the Period January 20, 1999 (Inception) to December 31, 2000


	COMMON STOCK SHARES	COMMON STOCK AMOUNT	PAID IN SURPLUS AMOUNT	ACCUM DEFICIT	TOTAL

Shares issued for cash and debt
cancellation January 21, 1999	1,651,125	1,651	7,500		9,151

Shares issued for cash and
services March 9, 1999	273,225	273	136,339		136,612

Net Loss				(210,072)	(210,072)

Balance, DECEMBER 31, 1999	1,924,350	1,924	136,339	(210,072)	(64,309)

Net Loss				(250,021)	(250,021)

Balance, DECEMBER 31, 2000	1,924,350	1,924	136,339	(460,093)	(314,330)



The accompanying notes are an integral part of these financial statements.


Stemcell Global Research, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

UNAUDITED

For the Period November 15, 2000 (Inception) to December 31, 2000



Operating Activities
Net Income (Loss)	(250,021)	(210,072)
Services rendered for stock	--	45,562
Increase in interest payable	67,749	2,458
Increase in interest receivable	(18,270)

Cash Provided (used)
By Operations	(200,542)	(162,052)

Investing Activities
Loans to Sun Spots	(880,000)

Net Cash Provided (used) by Investing Activities	(880,000)	---

Financing Activities
Issuance of common stock		100,201
Cash received from convertible note payable	1,128,228	127,500
Repayments on convertible note payable	(30,000)	(42,500)

Net Cash provided (used) by Financing Activities	1,098,228	185,201

Increase (Decrease) in Cash	17,686	23,149

Cash Balance Beginning	23,149	---

Cash Balance Ending	40,835	23,149



See Accompanying Notes to Financial Statements


Stemcell Global Research, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - History and Organization of the Company

The Company was organized January 20, 1999, (Date of Inception)

under the laws of the State of Nevada, as Stemcell Global Research,

Inc. (The Company) and has no operations and in accordance with

SPAS #7, the Company is considered a development stage company.

The Company has 20,000,000 shares of $0.001 par value stock

authorized.

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

The Company sold 273, 225 shares of common stock at a price at

$0.050 per share for a total amount raised of $136,612.50. The

Company received cash in the amount of $93,535.00, a note receivable in the amount of $5,000.00 and exchange for service rendered in the amount of $38,062.50.

Other than the convertible notes (see Note 7) there have been no other

Issuances of equity or Common Stock.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.

2. The cost of organization was expensed when incurred.

3. Basic earnings per share are computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share were not included as the inclusion of convertible notes would be anti-dilutive and all contingencies for conversion have not occurred.

4. The Company had not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

5. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation.

There was no depreciation during this operating period. There was no equipment purchased through December 31, 2000.


6. The Company experienced losses for its operating periods January

20, 1999 (date of inception) to December 31, 2000. In February 1992,

the Financial Accounting Standards Board issued Statement of

Financial Accounting Standards No. 109, "Accounting for Income

Taxes." Statement No. 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

7. The Company has adopted December 31st as its fiscal year end.

8. The Company records its inventory at cost. There was no inventory through December 31, 2000.

9. The preparation of financial statements in conformity with generally accepted accounting principals requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

10. The Company's Statement of Cash Flows is reported utilizing cash

(currency on hand and demand deposits) and cash equivalents (short-

term, highly liquid investments). The Company's Statement of Cash

Flows is reported utilizing the indirect method of reporting cash flows.

Schedule of noncash financing activities:


1999
Loan cancelled in exchange for stock.	$7,500.00
Services received in exchange for Common Stock.	$45,562.00
Note receivable for Common Stock.	$5,000.00
$58,062.00



11. The Company will review its long-lived assets and certain identifiable intangible assets for impairment at the end of each operating period reported.

The Company will report these assets at recoverable costs.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principals applicable to a going concern, which contemplated the


realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through December 31, 2000. Without realization of additional capital it would be unlikely for the Company to continue as a going concern. It is management's plan to secure additional capital through loans and or private placements.

NOTE 4 - RELATED PARTY TRANSACTIONS

A director without charge provided office services. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific conflict in selecting the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - LONG TERM COMMITMENTS

The Company neither owns nor leases any real or personal property.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company has issued $1,183,228.00 in convertible notes payable at

12% per annum. The notes have a one year term. These notes are convertible at the Holder's option at the prices ranging from $.20 to $1.20 per share. The notes are not with a related parties. The amounts and conversion rates are as follows:


ISSUE	AMOUNT	NO. OF SHARES
$ .20 Convertible Notes	$ 230,750	1,153,750
$ .50 Convertible Notes	$ 335,000	670,000
$ .50 Convertible Notes (Atlantique)	$ 133,000	266,000
$ .60 Convertible Notes	$ 36,600	61,000
$ .75 Convertible Notes	$ 75,000	100,000
$1.20 Convertible Notes	$ 372,878	310,732
TOTALS:	$1,183,228	2,561,482



Interest has been accrued on each of the Notes from its date of issue.

The interest accrued for 1999 and 2000 is $2,458 and $67,749 respectively.


May 17, 2001

Mr. Kenneth Jordan

Compliance Officer

National Association of Securities Dealers

RE: StemCell Global Research, Inc.

Dear Mr. Jordan:

I am writing this letter at the request of my client Stemcell Global Research, Inc. to explain the delay in filing the year end audit of the company's financial statements.

Stemcell Global Research, Inc. hired our firm to be the successor audit team for the company over this past year. The communications with the former auditor were somewhat problematic and response to our messages and requests was not always timely. These delays pushed the scheduling of the work into the busiest part of the personal income tax season. We prioritize our work for individual clients and corporate clients on a basis of longevity with our firm, consequently we were forced to finish other tax related filings before completing our work for our new client, Stemcell Global Research, Inc.

Management for the company and its corporate counsel have been completely cooperative, forthcoming, and timely with all information that we have required and requested and now that the transition is complete, we foresee no delays in future filings on behalf of Stemcell Global Research, Inc.

Thank you for your consideration in this matter.

Sincerely,

/S/ Thomas J. Harris

(**END FINANCIAL STATEMENTS.)


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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

A. Directors, Executive Officers and Significant Employees

The names, ages and positions of the Company's directors and executive officers are as follows:

Name Age Position

---------------


Name	Age	Position
Garrell C. Noah, MD	69	President and CEO
David A. Leytze, MBA	64	Vice President
Thomas G. Koch, DC	42	Vice President of Research, Secretary and Treasurer



B. Work Experience

Garrell C. Noah, MD, President and CEO - Dr. Noah is a urologic surgeon that was educated at the University of Alabama (1955) and Emory University School of Medicine (1959). He has practiced medicine and surgery in Selma, Alabama for the past 35 years.

David A. Leytze, MBA, Vice President - Mr. Leytze graduated cum laude from Georgetown University, Washington DC majoring in Economics and Philosophy; graduated from the University of Chicago Graduate School of Business (MBA) majoring in Economics and Finance; Account Executive, Merrill Lynch; built, owned and operated the Western Hills Indoor Tennis Club in Cincinnati; operates David A. Leytze and Co. Investment Advisors (managing personal, corporate and retirement funds of approximately $25 million USD). Mr. Leytze has extensive investment banking background in small capitalization finance. Currently, Mr. Leytze teaches Money and Banking, Corporate Finance and Investments at the College of Mount Saint Joseph in Cincinnati.

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


Name of Individual or Identity of Group	Capacities in Which Remuneration was Recorded	Annual Compensation
Garrell C. Noah, MD	President and CEO	$-0-
David A. Leytze, MBA	Vice President	$30,000
Thomas G. Koch, DC	Secretary and Treasurer	$-0-



(2) Compensation of Directors

There were no arrangements pursuant to which any director of the Company was compensated for the period from January 20, 1999 to December 31, 2000 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future as the Company's only directors are its current executive officers who are already drawing a salary for the management of the Company.

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


Title of Class	Name and Address of Beneficial Owner	Position of Owner	Amount of Shares Held by Owner	Percent of Class
Common	Garrell Noah, MD	President and CEO	200,000	8/37%
Common	Thomas Koch, Custodian for Christjohn Koch and Kelsey Koch	Secretary and Treasurer	200,000	8.37%
Common	Pennie Hoskins	N/A	200,000	8.37%
Common	Kenneth Koch	N/A	200,000	8.37%
Common	Stuart and Susan Mount, JTWROS	N/A	200,000	8.37%
Common	Marche Trust	N/A	175,000	7.32%
Common	David A. Leytze	Vice President	225,000	8.79%
Common	All Executive Officers and Directors as a Group (3 persons)		410,000	17.16%
Common	Charles Gay	N/A	240,000	10.04%



(1) c/o Stemcell Global Research, Inc., 9978 Washington Street, Camp Dennison,

Ohio 45111.

B. Persons Sharing Ownership of Control of Shares

No person other than Charles Gay owns or shares the power to vote ten percent (10%) or more of the Company's securities.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A. Exhibits

Exhibit No. Document Location


3(i)	Articles of Incorporation.	Incorporated herein by reference.
3(ii)	Bylaws.	Incorporated herein by reference.
23	Consent of Accountant	See Item 7 herein, Financial Statements.



B. Reports on Form 8-K.

None - not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stemcell Global Research, Inc.

---------------------------------------------------------------------------------

(Registrant)

Date: May 18, 2001

By: /s/ Garrell C. Noah, M.D.

---------------------------------------

Dr. Garrell Noah, Chairman of the Board, President and Chief Executive

Officer

----------------------------------------------------------------------

By: /s/ David Leytze

---------------------------------------

David Leytze, Director, Vice President, CFO, Secretary/Treasurer

----------------------------------------------------------------