Form 10KSB/A
period 2000-12-31
STEMCELL GLOBAL RESEARCH INC
filed 2001-06-25
CIK 1084155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amended Form 10-KSB

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


STEMCELL GLOBAL RESEARCH, INC.

(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2000 and 1999

UNAUDITED



	2000	1999
ASSETS
CURRENT ASSETS
Cash in Bank	34,851	7,775
Money Market Account	5,984	15,374
Total Current Assets	40,835	23,149
OTHER ASSETS
Loan Receivable Sun Spots	880,000	0
Accrued Interest	18,270	0
Total Other Assets	898,270	0
TOTAL ASSETS	939,105	23,149
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	0	0
Total Current Liabilities	0	0
OTHER LIABILITIES
Convertible Notes Payable	1,183,228	85,000
Accrued Interest	70,207	2,458
Total Other Liabilities	1,253,435	87,458
TOTAL LIABILITIES	1,253,435	87,458
STOCKHOLDER'S EQUITY
Common Stock, par value $.001, 20,000,000 shares authorized; 1,924,350; 2,520,751 shares issued and outstanding.	1,924	1,924
Paid in Surplus	143,839	143,839
Accumulated Deficit	(460,093)	(210,072)
Total Stockholder's Equity	(314,330)	(64,309)
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	939,105	23,149

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


Stemcell Global Research, Inc.

(A Development Company)

STATEMENT OF SHAREHOLDERS' DEFICIT

For the Period January 20, 1999 (Inception) to December 31, 2000


	COMMON STOCK SHARES	COMMON STOCK AMOUNT	PAID IN SURPLUS AMOUNT	ACCUMULATED DEFICIT	TOTAL

Shares issued for cash and debt
cancellation January 21, 1999	1,651,125	1,651	7,500		9,151

Shares issued for cash and
services March 9, 1999	273,225	273	136,339		136,612

Net Loss				(210,072)	(210,072)

Balance, DECEMBER 31, 1999	1,924,350	1,924	136,339	(210,072)	(64,309)

Net Loss				(250,021)	(250,021)

Balance, DECEMBER 31, 2000	1,924,350	1,924	136,339	(460,093)	(314,330)

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

NOTE 3 - LOAN RECEIVABLE SUN SPOTS, INC.

During the current period the Company advanced funds in the amount of $880,000 to Sun Spots, Inc. The loans are collateralized by promissory notes in the amounts of $730,000 and $150,000, which accrue interest at the rate of 12% per annum. The notes provide for a right to receive Sun Spots, Inc. common stock and assign an interest in an Option Agreement with Indigo Technolgoies, Inc., an Alberta corporation.

NOTE 4 GOING CONCERN

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

NOTE 5- RELATED PARTY TRANSACTIONS

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

NOTE 6 WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7- LONG TERM COMMITMENTS

The Company neither owns nor leases any real or personal property.

NOTE 8- CONVERTIBLE NOTES PAYABLE

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



Interest has been accrued on each of the Notes from its date of issue.The interest accrued for 1999 and 2000 is $2,458 and $67,749 respectively.

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

Date: ________________

------------

By: /s/ Dr. Garrell Noah

--------------------

Dr. Garrell Noah, Chairman of the Board, President and Chief Executive

Officer

----------------------------------------------------------------------

By: /s/ David Leytze

--------------------

David Leytze, Director, Vice President, CFO, Secretary/Treasurer

----------------------------------------------------------------