Form 10QSB/A
period 2001-03-31
STEMCELL GLOBAL RESEARCH INC
filed 2001-06-25
CIK 1084155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2001

Commission file number 000-26557

Stemcell Global Research, Inc.

a Nevada corporation

9978 Washington Street

Camp Dennison, Ohio 45111

(513) 831-8077

IRS Tax ID #: 88-0407473


PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

STEMCELL GLOBAL RESEARCH, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2001


TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITORS' REPORT.............1

BALANCE SHEET - ASSETS.............................2

BALANCE SHEET-LIABILITIES AND


JEROME J. DONNELLON

CERTIFIED PUBLIC ACCOUNTANT

85 Twin Lakes Drive

Fairfield, Ohio 45014

(513) 874-3055

INDEPENDENT AUDITORS REPORT

--------------------------------------------------

May 9, 2001

Board of Trustees

Stemcell Global Research, Inc. (The Company)

Las Vegas, Nevada 89102

I have reviewed the Balance Sheet of Stemcell Global Research, Inc. as of March 31, 2001, and related statements of income, retained earnings, and cash flows in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Stemcell Global Research, Inc.

A review consists principally of inquiries of company personnel and Analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals. My responsibility is to express an opinion on these financial statements based on my audit.

/s/ JEROME J. DONNELLON

Jerome J. Donnellon

Ohio Licencse ID#4L-3-3114


Stemcell Global Research, Inc.

(A Development Stage Company)

Balance Sheet

As Of

March 31, 2001

ASSETS



	March 31, 2001	March 31, 2000
ASSETS
CURRENT ASSETS
Cash	20,115.00	18,458.00
Money Market Account	6,002.00	60,456.00
Total Current Assets	26,117.00	78,914.00
PROPERTY AND EQUIPMENT
Property and Equipment	0	0
Total Property and Equipment	0	0
OTHER ASSETS
Loans Receivable	880,000.00	0
Interest Receivable	44,670.00	0
Total Other Assets	924,670.00	0
TOTAL ASSETS	950,787.00	78,914.00



See Accompanying Notes to Financial Statements


STEMCELL GLOBAL RESEARCH, INC.

(A Development Stage Company

Balance Sheet

As Of

March 31, 2001

Liabilities and Equity



	March 31, 2001	March 31, 2000
CURRENT LIABILITIES
Accounts Payable	0	0
Total Current Liabilities	0	0
OTHER LIABILITIES
Convertible Notes Payable	1,204,728.00	163,000.00
Accrued Interest Payable	123,810.00	5,848.00
Total Other Liabilities	1,328,538.00	168,848.00
Total Liabilities	1,328,538.00	168,848.00
EQUITY
Common Stock, $0.001 par value, authorized
20,000,000 shares; issued and outstanding at
June 30, 2000 common shares:	1,924.00	1,924.00
Additional Paid in Capital	143,839.00	143,839.00
Retained Earnings (Deficit accumulated during
Development stage)	(619,064.00)	(235,697.00)
Total Stockholders' Equity	(473,301.00)	(89,934.00)
TOTAL LIABILITIES AND OWNER'S EQUITY	835,237.00	78,914.00



See Accompanying Notes to Financial Statements


Stemcell Global Research, Inc.

(A Development Company)

STATEMENT OF OPERATIONS

FOR PERIOD

March 31, 2001 (unaudited) and

March 31, 2000 (unaudited)



	March 31, 2001	March 31, 2000
	(unaudited)	(unaudited)
REVENUE
Revenues	0	0
Interest Income	26,531.00	45.00
Total Revenue	26,531.00	45.00
COSTS AND EXPENSES
Selling, General and Administrative	56,692.00	25,670.00
Total Costs and Expenses	56,692.00	25,670.00
Net income or Loss before taxes	(30,161.00)	(25,625.00)
Income Tax Expense	0	0
Net Ordinary Income or Loss	(30,161.00)	(25,625.00)
Weighted Average
Number of common shares outstanding	1,840,361	1,890,361
Basic Net Loss Per Share	(0.016)	(0.01)



See Accompanying Notes to Financial Statements


Stemcell Global Research, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

FOR PERIOD ENDING

SEPTEMBER 30, 2000



	March 31, 2001	March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) from Operations	(30,161.00)	(25,625.00)
Adjustments to reconcile net income
to net cash provided
Increase in Interest Receivable	(24,600.00)
Increase in interest payable	36,804.00	3,390.00
Net Cash provided by Operating Activities	(19,757.00)	(22,235.00)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used by investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock	0	0
Cash Received from convertible note payable	0	78,000.00
Increase Convertible Notes	5,000.00	0
Net cash provided by financing activities	(14,757.00)	78,000.00
Balance at beginning of period	40,875.00	23,149.00
Net increase (decrease) in cash	(14,757.00)	55,765.00
Balance at the end of period	26,118.00	78,914.00

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

5. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation. There was no depreciation during this operating period. There was no equipment purchased through March 31, 2001.

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

8. The Company records its inventory at cost. There was no inventory through March 31, 2001

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

NOTE 4 GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principals applicable to a going concern, which contemplated the


realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through March 31, 2001. Without realization of additional capital it would be unlikely for the Company to continue as a going concern. It is management's plan to secure additional capital through loans and or private placements.

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


JEROME J. DONNELLON

CERTIFIED PUBLIC ACCOUNTANT

85 Twin Lakes Drive

Fairfield, Ohio 45014

May 9, 2001

TO WHOM IT MAY CONCERN:

The firm of Jerome J. Donnellon, Certified Public Accountant,

consents to the inclusion of my report of March 31, 2001 on the

Financial Statements of Stemcell Global Research, Inc., in any filing that are necessary now or in the near future to be filed with the U.S.

Securities and Exchange Commission.

Cordially,

/s/ JEROME J. DONNELLON

Jerome J. Donnellon

Ohio Licencse ID#4L-3-3114

Item 2. Management's Discussion and Analysis:

The information required by this Item is included in Item 1 above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELL GLOBAL RESEARCH, INC.

(Registrant)

Date: May 14, 2001

By:

--------------------------------

David Leytze

Director, Vice President and duly authorized officer.