Form 10QSB
period 2001-06-30
STEMCELL GLOBAL RESEARCH INC
filed 2001-08-14
CIK 1084155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

June 30, 2001

Commission file number 000-26557

Stemcell Global Research, Inc.

a Nevada corporation

9978 Washington Street

Camp Dennison, Ohio 45111

(513) 831-8077

IRS Tax ID #: 88-0407473

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

Stemcell Global Research, Inc.

(A Development Stage Company)

Financial Statements

June 30, 2001

JEROME J. DONNELLON

CERTIFIED PUBLIC ACCOUNTANT

85 TWIN LAKES DRIVE

FAIRFIELD, OHIO 45014

(513) 874-3055

INDEPENDENT AUDITOR'S REPORT

August 5, 2001

Board of Trustees

Stemcell Global Research, Inc. (The Company)

Las Vegas, Nevada 89102

I have reviewed the Balance Sheet of Stemcell Global Research, Inc., as of June 30, 2001 and related statements of income, retained earnings, and cash flows in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Stemcell Global Research, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based upon my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals. My responsibility is to express an opinion on these financial statements based on my review.

Jerome J. Donnellon

Ohio License ID#4L-3-3114

Stemcell Global Research, Inc.

(A Development Stage Company)

Balance Sheet

as of

June 30, 2001

ASSETS

ASSETS	June 30, 2001	June 30, 2000

CURRENT ASSETS
Cash	7,892.00	25,187.00
Money Market Account	3,009.00	5,909.00

Total Current Assets	10,901.00	31,096.00

PROPERTY AND EQUIPMENT
Property and Equipment	-0-	-0-

Total Property and Equipment	-0-	-0-

OTHER ASSETS
Patent Rights		230,000.00
Sunspot Loan Receivable	880,000.00
Accrued Interest	71,070.00

Total Other Assets	951,070.00	230,000.00

	--------------	---------------
TOTAL ASSETS	961,971.00	261,096.00

See Accompanying Notes to Financial Statements

Stemcell Global Research, Inc.

(A Development Stage Company)

Balance Sheet

As Of

June 30, 2001

Liabilities & Equity

	June 30, 2001	June 30, 2000
CURRENT LIABILITIES
Accounts Payable	-0-	-0-
	---------------	----------------
Total Current Liabilities	-0-	-0-

OTHER LIABILITIES
Convertible Notes Payable	1,188,228.00	389,445.00
Accrued Interest Payable	141,500.00	17,515.00

Total Other Liabilities	1,329,728.00	406,960.00

Total Liabilities	1,329,728.00	406,960.00

EQUITY
Common Stock, $0.001 par value, authorized 20,000,000 shares; issued and outstanding at June 30, 2000 common shares:	1,924.00	1,924.00

Additional Paid in Capital	143,839.00	143,839.00
Retained Earnings
(Deficit accumulated during development stage)	(513,520.00)	(291,627.00)

Total Stockholder's Equity	(367,757.00)	(145,864.00)

TOTAL LIABILITIES & OWNER'S EQUITY	961,971.00	261,096.00
	_________	_________

See Accompanying Notes to Financial Statements

Stemcell Global Research, Inc.

(A Development Company)

STATEMENT OF OPERATIONS

FOR PERIOD

June 30,2001 (unaudited) and

June 30, 2000 (unaudited)

	June 30, 2001 (unaudited)	June 30, 2000 (unaudited)
REVENUE
Revenues	-0-	-0-
Interest Income	52,835.00	539.00

Total Revenue	52,835.00	539.00

COSTS AND EXPENSES
Selling, General and Administrative	106,262.00	82,094.00

Total Costs and Expenses	106,262.00	82,094.00

Net income or Loss before taxes	(53,427.00)	(81,555.00)
Income Tax Expense	-0-	-0-
	________	________

Net Ordinary Income or Loss	(53,427.00)	(81,555.00)

Weighted Average number of common shares outstanding	1,890,361	1,890,361

Basic Net Loss Per Share	(0.003)	(0.04)

See Accompanying Notes to Financial Statements

Stemcell Global Research, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

FOR PERIOD ENDING

June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
	June 30, 2001	June 30, 2000

Net (Loss) from Operations	(53,427.00)	(81,555.00)
Adjustments to reconcile net income to net cash provided
Increase in interest payable	71,293.00	15,057.00
Increase interest receivable	(52,800.00)	_________

Net Cash provided by
Operating Activities	(34,934.00)	(66,498.00)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent Rights Purchased	-0-	230,000.00
	--------------	--------------
Net cash used by investing activities	-0-	(230,000.00)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase Notes Payable	5,000.00	-0-
Cash Received from convertible note payable	-0-	334,445.00
Repayment on notes payable	-0-	(30,000.00)
		_____
Net cash provided by financing activities	5,000.00	304,445.00
Balance at beginning of period	40,835.00	23,149.00
Net increase (decrease) in cash	(29,934.00)	7,947.00
Balance at the end of period	10,901.00	31,096.00

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

On March 29, 2000, a convertible promissory note was signed with Atlantique Capital Group, Inc. in the amount of $163,000.00 at a per annum rate of 12%.

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
6. The company experienced losses for its operating period.

7. The Company will review its need for a provision for federal income tax after each operating period for which a statement of operations is issued. The net operating losses will begin to expire in the year 2006.
8. The Company has adopted December 31st as its fiscal year end.
9. The Company records its inventory at cost. There was no inventory through March 31, 2001.
10. The preparation of financial statements in conformity with generally accepted accounting principals requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.
11. The Company will review its long-lived assets and certain identifiable intangible assets for impairment at the end of each operating period reported. The Company will report these assets at recoverable costs.

12. Patent rights are amortized over 60 months in accordance with Generally Accepted Accounting Principals and the Internal Revenue Code.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principals applicable to the going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operation though March 31, 2001. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to secure additional capital through loans and or private placements.

NOTE 4- RELATED PARTY TRANSACTION

Office services are provided without charge by a director. Such costs are immaterial to the financial statement and, accordingly, have not been reflected therein. The officer and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - LONG TERM COMMITMENTS

The Company neither owns nor leases any real personal property.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company has issued 5000 in convertible notes payable at 12% per annum. The notes have a ninety day term which may be automatically renewed by the Company. The Company does not have an interest rate and they are convertible at the holder's option at the price of $.50 per share, the fair market value of the Company's 504 offering, with demand registration rights and first right of refusal to sell these shares into the Company's first secondary public offering. The notes are not with a related party.

NOTE 8 - NOTES RECEIVABLE

The company has advanced $880,000 to Sunspot Technology as a note receivable at 12% per annum with no due date.

Item 2. Management's Discussion and Analysis:

The information required by this Item is included in Item 1 above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELL GLOBAL RESEARCH, INC.

(Registrant)

Date: August 13, 2001

By: David A. Leytze

David Leytze

Director, Vice President and duly authorized officer.