Form 10QSB
period 2001-09-30
STEMCELL GLOBAL RESEARCH INC
filed 2001-11-14
CIK 1084155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2001

Commission file number 000-26557

Stemcell Global Research, Inc.

a Nevada corporation

9978 Washington Street

Camp Dennison, Ohio 45111

(513) 831-8077

IRS Tax ID #: 88-0407473

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

JEROME J. DONNELLON

CERTIFIED PUBLIC ACCOUNTANT

85 TWIN LAKES DRIVE

FAIRFIELD, OHIO 45014

October 30, 2001

TO WHOM IT MAY CONCERN:

The firm of Jerome J. Donnellon, Cetified Public Accountant, consents to the inclusion of my report of September 30, 2001 on the Financial Statements of Stemcell GLobal Research, Inc., in any filing that are necessary now or in the near future to be filed with the U.S. Securities and Exchange Commission.

Cordially,

Jerome J. Donnellon

Ohio Licence ID #4L-3-3114

Stemcell Global Research, Inc.

(A Development Stage Company)

Financial Statements

September 30, 2001

TABLE OF CONTENTS

JEROME J. DONNELLON

CERTIFIED PUBLIC ACCOUNTANT

85 TWIN LAKES DRIVE

FAIRFIELD, OHIO 45014

(513) 874-3055

INDEPENDENT AUDITOR'S REPORT

Board of Trustees                                                                                                    October 30, 2001

Stemcell Global Research, Inc. (The Company)

Las Vegas, Nevada 89102

I have reviewed the Balance Sheet of Stemcell Global Research, Inc., as of September 30, 2001 and related statements of income, retained earnings, and cash flows in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Stemcell Global Research, Inc.

A review consists princiaplly of inquiries of company personnel and analytical procedures applied to financial date.  It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, I do not express such an opinion.

Based upon my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals.  My responsibility is to express an opinion on these financial statements based on my review.

Jerome J. Donnellon

Ohio License ID#4L-3-3114

Stemcell Global Research, Inc.

(A Development Stage Company)

Balance Sheet

as of

September 30, 2001

ASSETS

ASSETS	Sept. 30, 2001	Sept. 30, 2000

CURRENT ASSETS
Cash	1,978.00	163,673.00
Money Market Account	-0-	5,931.00

Total Current Assets	1,978.00	169,604.00
Loan Receivable	880,000.00	-0-
Accrued Interest	97,470.00	-0-
PROPERTY AND EQUIPMENT
Property and Equipment	-0-	-0-

Total Property and Equipment	-0-	-0-

OTHER ASSETS
Patent Rights/Sunspots		750,000.00

Total Other Assets		750,000.00

TOTAL ASSETS	979,448.00	919,604.00

See Accompanying Notes to Financial Statements

Stemcell Global Research, Inc.

(A Development Stage Company) 708:

Balance Sheet 711:

As Of

September 30, 2001

Liabilities & Equity 722:

	Sept. 30, 2001	Sept. 30, 2000
CURRENT LIABILITIES
Accounts Payable	-0-	-0-

Total Current Liabilities	-0-	-0-

OTHER LIABILITIES
Convertible Notes Payable	1,188,228.00	1,124,728.00
Accrued Interest Payable	177,140.00	53,506.00

Total Other Liabilities	1,365,368.00	1,178,234.00

Total Liabilities	1,365,368.00	1,178,234.00

EQUITY

Common Stock, $0.001 par value,
authorized 20,000,000 shares;
issued and outstanding at June 30, 2000
common shares:	1,924.00	1,924.00

Additional Paid in Capital	143,839.00	143,839.00

Retained Earnings
(Deficit accumulated during
development stage)	(531,68.00)	(404,393.00)

Total Stockholder's Equity	(385,920.00)	(258,630.00)

TOTAL LIABILITIES & OWNER'S EQUITY	979,448.00	949,604.00

See Accompanying Notes to Financial Statements

Stemcell Global Research, Inc.

(A Development Company)

STATEMENT OF OPERATIONS

FOR PERIOD

Sept. 30, 2000 (unaudited) and

Sept. 30, 2001 (unaudited)

	Sept. 30, 2001	Sept. 30, 2000
	(unaudited)	(unaudited)
REVENUE
Revenues	-0-	-0-
Interest Income	218.00	637.00

Total Revenue	218.00	637.00

COSTS AND EXPENSES
Selling, General and Administrative	71,808.00	195,258.00

Total Costs and Expenses	71,808.00	195,258.00

Net income or Loss before taxes	(71,590.00)	(194,321.00)
Income Tax Expense	-0-	-0-

Net Ordinary Income or Loss	(71,590.00)	(194,321.00)

Weighted Average
number of common shares
outstanding	1,890,361	1,890,361

Basic Net Loss Per Share	(0.04)	(0.10)

See Accompanying Notes to Financial Statements

Stemcell Global Research, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS 1759:

FOR PERIOD ENDING 1762:

September 30, 2001

CASH FLOWS FROM OPERATING ACITIVITIES
	Sept. 30, 2001	Sept. 30, 2000

Net (Loss) from Operations	(71,590.00)	(144,421.00)
Adjustments to reconcile net income
to net cash provided
Increase in interest Payable	127,647.00	56,506.00
Increase Note Payable	8,500.00	53,506.00
Increase interest receivable	(97,470.00)

Net Cash provided by
Operating Activities	(32,913.00)	(90,915.00)

CASH FLOWS FROM INVESTING
ACITIVITIES
Patent Rights Purchased	-0-	750,000.00
	-----------------------	------------------
Net Cash used by investing activities	-0-	(750,000.00)

CASH FLOWS FROM FINANCING
ACTIVITIES

Cash Received from convertible note payable	-0-	1,011,439.00
Repayment on notes payable	-0-	(30,000.00)
	_______________	____________
Net cash provided by financing activities		981,439.00
Balance at beginning of period	34,891.00	23,149.00
Net increase (decrease) in cash	(32,913.00)	140,524.00
Balance at the end of period	1,978.00	163,673.00

See Accompanying Notes to Financial Statements

Stemcell Global Research, Inc.

(A Development Stage Company) 2257:

Notes to Financial Statements

NOTE 1- HISTORY AND ORGANIZATION OF THE COMPANY

  2266:

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

            On March 9, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended, and exempt from state registration pursuant to various state securities transaction exemptions.  The Company sold 273,225 shares of Common Stock at a price of $0.50 per share for a total amount raised of $136,612.50.  The Company received cash in the amount of $93,535.00, a note receivable in the amount of $5,000.00 and exchange for services rendered in the amount of $38,062.50. 2293:

            On March 29, 2000, a convertible promissory note was signed with Atlantique Capital Group, Inc. in the amount of $163,000.00 at a per annum rate of 12%.

            There have been no other issuances of equity or Common Stock.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

  2312:

            Accounting policies and procedures have not been determined except as follows:

1.      The Company uses the accrual method of accounting.

2.:       2323: The cost of organization was expensed when incurred. 2324:

3.       Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.  Diluted earnings per share were not included as the inclusion of convertible notes would be anti-dilutive and all contingencies for conversion have not occurred.

4. 2333:       The company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid since inception.

5.       The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation.  2342: There was no depreciation during this operating period.  There was no equipment purchased through March 31, 2001.

6. >      The company experienced losses for its operating period.  The Company will review its need for a provision for federal income tax after each operating

7. 2352:       2353:  period for which a statement of operations is issued.  The net operating losses will begin to expire in the year 2006.

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

NOTE 4- RELATED PARTY TRANSACTION

2411: Office services are provided without charge by a director.  Such costs are immaterial to the financial statement and, accordingly, have not been reflected therein.  The officer and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - LONG TERM COMMITMENTS

he Company neither owns nor leases any real personal property.

2443:

NOTE 7 - CONVERTIBLE NOTES PAYABLE

2462: The Company has issued $5,000 in convertible notes payable at 12% per annum.  The notes have a ninety day term which may be automatically renewed by the Company. 2465:   The Company does have an interest rate and they are convertible at the holder's option at the price of $.50 per share, the fair market value of the Company's 504 offering, with demand registration rights and first right of refusal to sell these shares into the Company's first secondary public offering.   The notes are not with a related party. 2471:

NOTE 8 - NOTES RECEIVABLE

            The company has advanced $880,000 to Edge Medical for the purchase of Sunspot Technology as a note receivable at 12% per annum due 12-01-01.

Item 2. Management's Discussion and Analysis:

The information required by this Item is included in Item 1 above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELL GLOBAL RESEARCH, INC.

(Registrant)

Date: September 14, 2001

By: 2511:    /s/ David Leytze

David Leytze

Director, Vice President and duly authorized officer.